Form 10-Q
period 1995-09-30
PITCAIRN GROUP L P
filed 1995-11-14
CIK 801588

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


    x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                      OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                          Commission File No. 0-l4985

                             Pitcairn Group L. P.
                             --------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                   23-2419636
                    --------                   ----------
              (State of organization)        (I.R.S. Employer
                                            Identification No.)

     165 Township Line Road, Jenkintown, PA            19046
     --------------------------------------            -----
    (Address of principal executive offices)         (Zip code)

       Registrant's telephone number, including area code (215) 887-6700
                                                          --------------

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the 90 days.  Yes  x    No ___
                                          ---


Exhibit Index located at page:   31
                                -----


Total number of pages:   45
                        -----

PART I -- FINANCIAL INFORMATION                                          PAGE
                                                                         ----
  Item 1.  Financial Statements

    Unconsolidated Statements of Assets and Liabilities
      at September 30, 1995 (Unaudited) and December 31,
      1994...............................................                    4

    Unconsolidated Statements of Operations and Changes
      in Net Assets for the Three Months Ended
      September 30, 1995 and September 30, 1994(Unaudited)                   5

    Unconsolidated Statements of Operations and Changes
      in Net Assets for the Nine Months Ended
      September 30, 1995 and September 30, 1994(Unaudited)                   6

    Unconsolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 1995 and September 30, 1994
      (Unaudited)........................................                    7

    Unconsolidated Statements of Changes in Partners'
      Capital for the Nine Months Ended September 30, 1995
      and September 30, 1994 (Unaudited).................                    8

    Consolidated Statements of Assets and Liabilities at
      September 30, 1995 (Unaudited) and December 31, 1994                   9

    Consolidated Statements of Operations and Changes in
      Net Assets for the Three Months Ended September 30,
      1995 and September 30, 1994 (Unaudited)............                    10

    Consolidated Statements of Operations and Changes in
      Net Assets for the Nine Months Ended September 30,
      1995 and September 30, 1994 (Unaudited)............                    11

    Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 1995 and September 30,
      1994(Unaudited)....................................                    12

    Consolidated Schedule of Short-Term Investments at
      September 30, 1995 (Unaudited).....................                    13

    Consolidated Schedule of Investments at September 30,
      1995 (Unaudited)...................................                    15

    Notes to Financial Statements........................                    16

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations....................................                    26

PART II -- OTHER INFORMATION

  Item 5.  Other Matters                                                     30

  Item 6.  Exhibits and Reports on Form 8-K..                                31

    (a)    Exhibits

    (b)    Reports on Form 8-K

SIGNATURES...............................................                    32

                             PITCAIRN GROUP L. P.
                             --------------------
                       (A DELAWARE LIMITED PARTNERSHIP)

                     STATEMENTS OF ASSETS AND LIABILITIES
                     ------------------------------------
                               (UNCONSOLIDATED)

                                       SEPTEMBER 30,           DECEMBER 31,
                                       -------------           ------------
                                           1995                    1994
                                           ----                    ----
                                        (UNAUDITED)

ASSETS:
  Short-term investments, at cost
   which approximates market              $11,774,000           $15,144,000
  Investments in and advances to
   operating subsidiaries                   8,758,000             9,360,000
  Investments, at value
   (cost: 1995 - $5,751,000;
    1994 - $7,756,000)                      9,332,000            15,767,000
  Cash                                          5,000                11,000
  Accounts receivable and
   other assets                             1,286,000               158,000
                                          -----------           -----------

     Total assets                          31,155,000            40,440,000
                                          -----------           -----------

LIABILITIES:
  Accrued expenses                            641,000               502,000
                                          -----------           -----------

     Total liabilities                        641,000               502,000
                                          -----------           -----------

Commitments (Note 10)

NET ASSETS                                $30,514,000           $39,938,000
                                          ===========           ===========

NET ASSETS PER UNIT (based upon
419,490 and 569,019 units out-
standing at September 30, 1995 and
December 31, 1994, respectively)               $72.74                $70.19
                                               ======                ======

                    The accompanying notes are an integral
                      part of these financial statements.

                             PITCAIRN GROUP L. P.
                             --------------------
                       (a Delaware limited partnership)

              STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
              --------------------------------------------------
                               (Unconsolidated)
                                  (Unaudited)


                                          Three months ended
                                              September 30,
                                        -------------------------
                                           1995           1994
                                           ----           ----

OPERATING AND INVESTMENT INCOME:
  Interest income                        $   164,000   $    65,000
  Other income                                 1,000        14,000
                                         -----------   -----------

                                             165,000        79,000
                                         -----------   -----------
OPERATING EXPENSES:
  General and administrative                  60,000       109,000
                                         -----------   -----------

                                              60,000       109,000
                                         -----------   -----------
Net operating and
 investment income                           105,000       (30,000)

Realized gains on
 investments sold                          2,758,000
Unrealized depreciation
 of investments                           (1,193,000)   (2,016,000)
                                         -----------   -----------
Change in net assets before
 equity in net loss
 of subsidiaries                           1,670,000    (2,046,000)
Equity in net loss of
 subsidiaries                                (71,000)     (409,000)
                                         -----------   -----------


NET CHANGE IN NET ASSETS                   1,599,000    (2,455,000)
NET ASSETS:
  BEGINNING OF PERIOD                     28,915,000    42,009,000
                                         -----------   -----------

  END OF PERIOD                          $30,514,000   $39,554,000
                                         ===========   ===========


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
               --------------------------------------------------
                                (UNCONSOLIDATED)
                                  (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                          ---------------------------------
                                                1995               1994
                                                ----               ----
OPERATING AND INVESTMENT INCOME:
    Interest income                        $   570,000            $   379,000
    Other income                                61,000                 38,000
                                           -----------            -----------

                                               631,000                417,000
                                           -----------            -----------
OPERATING EXPENSES:
    Management fees                             57,000                 98,000
    General and administrative                 107,000                146,000
                                           -----------            -----------

                                               164,000                244,000
                                           -----------            -----------
Net operating and
 investment income                             467,000                173,000

Realized gains on
 investments sold                            4,147,000                 42,000
Unrealized depreciation
 of investments                             (4,430,000)            (6,207,000)
                                           -----------            -----------
Change in net assets before
 equity in net loss
 of subsidiaries                               184,000             (5,992,000)
Equity in net loss of
 subsidiaries                                 (603,000)            (2,029,000)
                                           -----------            -----------
NET CHANGE IN NET ASSETS
 RESULTING FROM OPERATIONS                    (419,000)            (8,021,000)

Redemption payment for limited
 partnership interest                      (14,342,000)
Capital contribution from
 limited partners                            5,337,000
                                           -----------

NET CHANGE IN NET ASSETS                    (9,424,000)            (8,021,000)
NET ASSETS:
    BEGINNING OF PERIOD                     39,938,000             47,575,000
                                           -----------            -----------

    END OF PERIOD                          $30,514,000            $39,554,000
                                           ===========            ===========


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                (UNCONSOLIDATED)
                                  (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                          ----------------------------------
                                                1995              1994
                                                ----              ----
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net change in net assets
  resulting from operations                ($  419,000)           ($8,021,000)
 Adjustments to reconcile net
  change in net assets
  from operations to net cash
  provided by operating activities:-
   Realized gains on investments sold       (4,147,000)               (42,000)
   Unrealized depreciation
    of investments                           4,430,000              6,207,000
   Equity in undistributed net
    loss of subsidiaries                       603,000              2,029,000
   Net redemption of
    short-term investments                   3,370,000                508,000
   Purchase of investments                    (842,000)            (1,582,000)
   Proceeds from sales of investments        4,738,000                 81,000
   Cash distributions from investments         390,000                831,000
   Decrease in accounts
    receivable and other assets                 72,000                 13,000
   Decrease in accrued
    expenses                                   (78,000)               (22,000)
                                            ----------             ----------
   Cash provided by (used in)
    operating activities                     8,117,000                  2,000
                                            ----------             ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Redemption payment for limited
  partnership interest                     (10,010,000)
  Capital contribution by
  limited partners                           5,337,000
  Notes receivable from affiliate           (3,450,000)
                                            ----------

   Cash used in financing activities        (8,123,000)

NET CHANGE IN CASH                              (6,000)                 2,000
CASH:
  BEGINNING OF PERIOD                           11,000                 10,000
                                            ----------             ----------

  END OF PERIOD                             $    5,000             $   12,000
                                            ==========             ==========

Supplemental disclosure of
 non-cash activities:
  Land improvements
   in lieu of sale proceeds                 $1,392,000
                                            ==========


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                                (UNCONSOLIDATED)
                                  (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                ---------------------------
                                                   1995            1994
                                                   ----            ----


PARTNERS' CAPITAL AT BEGINNING
 OF PERIOD:
    Individual General Partners                 $    21,600        $    25,600
    Limited Partners                             39,916,400         47,549,400
                                                 ----------         ----------
                                                 39,938,000         47,575,000
                                                 ----------         ----------

NET CHANGE IN NET
ASSETS RESULTING
FROM OPERATIONS:
  Individual General Partners                          (218)            (4,171)
  Limited Partners                                 (418,782)        (8,016,829)
                                                 ----------         ----------
                                                   (419,000)        (8,021,000)
                                                 ----------         ----------


REDEMPTION PAYMENT FOR LIMITED
PARTNERSHIP INTEREST:
  Limited Partners                              (14,342,000)
                                                 ----------


CAPITAL CONTRIBUTION FROM
LIMITED PARTNERS:
  Limited Partners                                5,337,000
                                                 ----------


PARTNERS' CAPITAL AT END OF PERIOD:
  Individual General Partners                        21,382             21,429
  Limited Partners                               30,492,618         39,532,571
                                                 ----------         ----------
                                                $30,514,000        $39,554,000
                                                ===========        ===========


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
               -------------------------------------------------

                                                SEPTEMBER 30,  DECEMBER 31,
                                                -------------  ------------
                                                    1995           1994
                                                    ----           ----
                                                 (UNAUDITED)
ASSETS:
 Short-term investments, at cost
   which approximates market, of:
    Parent                                        $11,774,000   $15,144,000
    Operating subsidiaries                          4,782,000     4,881,000
                                                  -----------   -----------

                                                   16,556,000    20,025,000
 Investments, at value
  (cost: 1995 - $5,751,000;
   1994 - $7,756,000)                               9,332,000    15,767,000
 Marketable equity securities,
  carried at cost                                   1,020,000
 Loans receivable                                                 2,041,000
 Cash                                                 121,000       124,000
 Office equipment, net                                 64,000        60,000
 Accounts receivable and
  other assets                                      4,738,000     3,287,000
 Deferred federal income
   tax benefit                                      1,310,000       930,000
 Prepaid pension cost                                 147,000       279,000
                                                  -----------   -----------

    Total assets                                   33,288,000    42,513,000
                                                  -----------   -----------

LIABILITIES:
 Accrued expenses                                   2,774,000     2,575,000
                                                  -----------   -----------

    Total liabilities                               2,774,000     2,575,000
                                                  -----------   -----------

Commitments (Note 10)

NET ASSETS                                        $30,514,000   $39,938,000
                                                  ===========   ===========

NET ASSETS PER UNIT (based upon
 419,490 and 569,019 units out-
 standing at September 30, 1995 and
 December 31, 1994, respectively)                      $72.74        $70.19
                                                  ===========   ===========



                    The accompanying notes are an integral
                      part of these financial statements.

                             PITCAIRN GROUP L. P.
                             --------------------
                       (A DELAWARE LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
        ---------------------------------------------------------------
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                ----------------------------
                                                    1995           1994
                                                    ----           ----
OPERATING AND INVESTMENT INCOME:
    Investment advisory and
       trust service fees                       $ 1,894,000     $ 1,576,000
    Interest income                                 313,000         133,000
    Other income                                    313,000          80,000
                                                -----------     -----------

                                                  2,520,000       1,789,000
                                                -----------     -----------
OPERATING EXPENSES:
    Compensation costs                            1,399,000       1,204,000
    General and administrative                    1,118,000       1,118,000
    Depreciation                                      6,000           4,000
                                                -----------     -----------

                                                  2,523,000       2,326,000
                                                -----------     -----------

                                                     (3,000)       (537,000)
Pension expense                                      44,000         149,000
                                                -----------     -----------
Net operating and investment
 loss before income taxes                           (47,000)       (686,000)

Realized gain on investments sold                 2,758,000
Unrealized depreciation of
 investments                                     (1,193,000)     (2,016,000)
                                                -----------     -----------
Change in net assets resulting
 from operations before income
 taxes                                            1,518,000      (2,702,000)
Provision for income taxes (benefit)               (133,000)       (308,000)
                                                -----------     -----------

NET CHANGE IN NET ASSETS
 RESULTING FROM OPERATIONS                        1,651,000      (2,394,000)

Credit (debit) to operating
 subsidiary additional
 paid-in capital                                    (52,000)        (61,000)
                                                -----------     -----------

NET CHANGE IN NET ASSETS                          1,599,000      (2,455,000)
NET ASSETS:
    BEGINNING OF PERIOD                          28,915,000      42,009,000
                                                -----------     -----------

    END OF PERIOD                               $30,514,000     $39,554,000
                                                ===========     ===========


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
        ---------------------------------------------------------------
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                -------------------------------
                                                     1995               1994
                                                     ----               ----
OPERATING AND INVESTMENT INCOME:
    Investment advisory and
       trust service fees                       $  5,274,000        $ 4,776,000
    Interest income                                  863,000            559,000
    Other income                                     737,000            271,000
                                                 -----------        -----------

                                                   6,874,000          5,606,000
                                                 -----------        -----------
OPERATING EXPENSES:
    Compensation costs                             4,168,000          4,283,000
    Management fees                                   57,000             98,000
    General and administrative                     2,975,000          2,674,000
    Interest expense                                 609,000
    Depreciation                                      19,000             10,000
                                                 -----------        -----------

                                                   7,828,000          7,065,000
                                                 -----------        -----------

                                                    (954,000)        (1,459,000)
Pension expense                                      132,000          1,503,000
                                                 -----------        -----------
Net operating and investment
 loss before income taxes                         (1,086,000)        (2,962,000)

Realized gain on investments sold                  4,717,000             42,000
Unrealized depreciation of
 investments                                      (4,430,000)        (6,207,000)
                                                 -----------        -----------
Change in net assets resulting
 from operations before income
 taxes                                              (799,000)        (9,127,000)
Provision for income taxes (benefit)                (218,000)        (1,009,000)
                                                 -----------        -----------

NET CHANGE IN NET ASSETS
 RESULTING FROM OPERATIONS                          (581,000)        (8,118,000)

Redemption payment for limited
 partnership interest                            (14,342,000)
Capital contribution from
 limited partners                                  5,337,000
Credit to operating
 subsidiary additional
 paid-in capital                                     162,000             97,000
                                                 -----------        -----------

NET CHANGE IN NET ASSETS                          (9,424,000)        (8,021,000)
NET ASSETS:
    BEGINNING OF PERIOD                           39,938,000         47,575,000
                                                 -----------        -----------

END OF PERIOD                                    $30,514,000        $39,554,000
                                                 ===========        ===========


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 ----------------------------
                                                     1995                1994
                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net change in net assets resulting
     from operations                           ($     581,000)     ($8,118,000)
 Adjustments to reconcile net
     change in net assets from
     operations to net cash
     provided by
     operating activities:-
        Realized gains on
          investments sold                         (4,717,000)         (42,000)
        Unrealized depreciation
          of investments                            4,430,000        6,207,000
        Depreciation                                   19,000           10,000
        Pension expense                               132,000        1,503,000
        Net redemption
          of short-term investments                 3,469,000          943,000
        Purchase of marketable
        equity securities                          (1,020,000)
        Purchase of investments                   (14,160,000)      (1,582,000)
        Proceeds from sales of
          investments                              18,626,000           81,000
        Distributions from
          investments                                 390,000          831,000
        Receipts from loans receivable              2,041,000          901,000
        Increase in accounts
          receivable and other assets                (251,000)      (1,052,000)
        Increase (decrease) in accrued
         expenses                                     (17,000)         476,000
        Increase in deferred federal
          income tax                                 (380,000)        (178,000)
                                                 ------------     ------------
     Cash provided by (used in)
        operating activities                        7,981,000          (20,000)
                                                 ------------     ------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Purchases of office equipment                        (23,000)         (67,000)
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption payment for limited
  partnership interest                            (10,010,000)
 Capital contribution by
  limited partners                                  5,337,000
 Notes receivable from affiliate                   (3,450,000)
 Pre-quasi reorganization credit                      162,000           97,000
                                                 ------------     ------------
     Cash provided by (used in)
        financing activities                       (7,961,000)          97,000
                                                 ------------     ------------

NET CHANGE IN CASH                                     (3,000)          10,000

CASH:
     BEGINNING OF PERIOD                              124,000          112,000
                                                 ------------     ------------

     END OF PERIOD                               $    121,000     $    122,000
                                                 ============     ============

Supplemental disclosure of
 non-cash activities:
  Land improvements
   in lieu of sale proceeds                      $  1,392,000
                                                 ============


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                      ------------------------------------

                               SEPTEMBER 30, 1995
                               ------------------

PRINCIPAL
 AMOUNT                 DESCRIPTION                           COST
---------               -----------                            ----
                   SHORT-TERM INVESTMENTS OF PARENT:
                   --------------------------------
                   GOVERNMENT OBLIGATIONS:
                   ----------------------

$1,100,000         United States Treasury Bills, 6.078%,
                    10/05/95                                    1,068,000

 10,706,000        Temporary Investment Fund                   10,706,000
                                                              -----------

                                                               11,774,000

                   SHORT-TERM INVESTMENTS OF OPERATING
                   -------------------------------------
                    SUBSIDIARIES:
                    ------------

  155,000          United States Treasury Bills, 6.382%,
                    11/09/95                                      153,000

 4,629,000         First Fidelity Bank -
                     Cash Management Fund                       4,629,000
                                                              -----------

                                                                4,782,000
                                                              -----------

                  TOTAL SHORT-TERM INVESTMENTS                $16,556,000
                                                              ===========


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                      ------------------------------------

                               SEPTEMBER 30, 1995
                               ------------------


SHARES           DESCRIPTION                        COST          VALUE
------           -----------                        ----          -----
                 INVESTMENTS OF PARENT:-
                 ---------------------

                 INVESTMENTS IN NOT READILY
                 --------------------------
                 MARKETABLE SECURITIES:
                 ---------------------

    200          Cairntrust Company, common        $ 80,000      $ 80,000

    500          Dyna Software & Consulting,
                  Inc., preferred                    20,000        20,000

120,000          Viking Oil & Gas Ltd., common      120,000       112,000
                                                   --------      --------

                                                    220,000       212,000
                                                   --------      --------

                 INVESTMENTS IN UNDEVELOPED
                 --------------------------
                 REAL ESTATE:-
                 -----------

                 Wake County, North Carolina       2,833,000    1,710,000
                                                  ----------   ----------


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                      ------------------------------------

                               SEPTEMBER 30, 1995
                               ------------------

        DESCRIPTION                      COST         VALUE
        -----------                      ----         -----

    PARTNERSHIP INVESTMENTS:
    -----------------------

    1421 Associates                   $  676,000     $  -

    American Benefactor L. P.             30,000         30,000

    Bachtel Liquidity L. P.                    -        480,000

    Thomas H. Lee
     Equity Partners, L. P.            1,992,000      6,900,000
                                      ----------     ----------

                                       2,698,000      7,410,000
                                      ----------     ----------

    TOTAL INVESTMENTS                 $5,751,000     $9,332,000
                                      ==========     ==========


                    The accompanying notes are an integral
                      part of these financial statements.

                              PITCAIRN GROUP L. P.
                              --------------------
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1 - NATURE OF BUSINESS:-
---------------------------

Pitcairn Group L. P. ("the Partnership") is a limited partnership organized on July 22, 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware to operate for the purpose of achieving long-term capital appreciation by making investments in companies (including partnerships and divisions or subsidiaries of other companies) which its Managing General Partner (Pitcairn Company) believes offer significant growth opportunities. It has elected to be regulated as a Business Development Company pursuant to the Investment Company Act of 1940.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:-
----------------------------------------

Basis of Presentation:  The financial statements have been prepared using
---------------------
accounting principles appropriate for companies investing in securities as their primary business activity. Under these principles, investments are stated at value.

Certain reclassifications have been made to the 1994 amounts to conform with the 1995 presentation.

Principles of Consolidation:  The consolidated financial statements include the
---------------------------
accounts of Pitcairn Group L. P. and its wholly-owned operating subsidiary, Pitcairn Company, and Pitcairn Company's wholly-owned subsidiary, Pitcairn Trust Company. These subsidiaries provide investment advisory and trust services and manage other investments.

Unconsolidated financial statements of the Partnership reflect the equity method of accounting for investments in operating subsidiaries and partnerships.

Short-Term Investments, representing investments in government obligations and
----------------------
money market funds, are stated at cost (see Consolidated Schedule of Investments), which approximates market value. Accrued interest income of $32,000 and $116,000 relating to these investments is included in accounts receivable and other assets at September 30, 1995 and December 31, 1994, respectively.

Investments are stated at estimated value.  Investments, which primarily consist
-----------
of partnership interests, restricted stock of other private companies and undeveloped land, have no readily ascertainable market value. The fair value of these investments has been determined in good faith by the General Partners. Ownership interest in companies which are held for investment purposes are not consolidated, regardless of percentage of ownership.

Marketable Equity Securities held by the Partnership's wholly-owned subsidiary
----------------------------
are carried at their aggregate lower of cost or market value and are included in current assets. As of September 30, 1995, their aggregate cost was $1,020,000 and their aggregate market value was $1,075,000, the largest position of which was $59,000 at market. At September 30, 1995, gross unrealized appreciation pertaining to the marketable equity securities totals $55,000.

Office Equipment:  Additions of office equipment of operating subsidiaries are
----------------
stated at cost. Depreciation expense is calculated using an accelerated method based upon an estimated useful life of three years.

Income Taxes are accounted for in accordance with Statement of Financial
------------
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The Partnership's wholly-owned subsidiary recognizes a current income tax liability or asset for estimated taxes payable or refundable on tax returns for the current year and deferred tax liabilities or assets for the estimated future tax effects attributable to temporary differences in the bases of assets and liabilities for income tax and financial reporting purposes and carryforwards using the enacted tax rate.

Investment Advisory and Trust Service Fees are recognized when earned under the
------------------------------------------
terms of the investment advisory contracts and trust instruments, by certain wholly-owned operating subsidiaries and are based upon a percentage of assets under management.

Gains or Losses on Sales of Investments are calculated using the specific
---------------------------------------
identification method of determining the cost of securities sold.

Pension Costs are accounted for in conformity with SFAS No. 87 "Employers
-------------
Accounting for Pensions."  (See Note 7).

NOTE 3 - PARTNERS' CAPITAL:-
--------------------------

Pursuant to its 1990 Investment Advisory and Administrative Agreement with the Partnership, Pitcairn Company has waived the right, to which it would otherwise be entitled under the Partnership Agreement, to share in up to 20% of the Partnership's net realized capital gains. Consequently, Pitcairn Company, as successor Managing General Partner, will be allocated net gains to the same extent as if it were a limited partner of the Partnership. The Partnership Agreement provides that 10% of net realized losses from the sale of "New Investment Assets" (as defined in the Partnership Agreement) are allocated to the Managing General Partner and the remainder to all Partners in accordance with their percentage interests.

During the third quarter of 1994, approximately 39% of the Partnership's limited partnership interests was acquired by a new limited partnership, Johnstone L. P. ("Johnstone"). The Partnership filed an application seeking appropriate exemptive orders from the SEC to permit the Partnership to repurchase Johnstone's Partnership units for consideration consisting of cash and other assets of the Partnership, notably including pro rata interests in the Partnership's holdings of Thomas H. Lee Equity Partners L. P. ("Thomas Lee") and of Bachtel Cellular Liquidity L. P. ("Bachtel"), but excluding any shares of Pitcairn Company, the Partnership's wholly-owned Managing General Partner (and Pitcairn Trust Company, Pitcairn Company's wholly-owned subsidiary). On April 26, 1995, the Securities and Exchange Commission issued an order (the "SEC Order") approving the exemptive application, as amended, of the Partnership and Johnstone (a 39% limited partner of the Partnership) for the Partnership to repurchase Johnstone's Partnership Units for consideration consisting of cash and other assets of the Partnership, notably including pro rata interests in the Partnership's holdings of Thomas Lee and Bachtel, but excluding any shares of Pitcairn Company (and Pitcairn Trust Company, Pitcairn Company's wholly-owned subsidiary). During May 1995, in connection with the repurchase of Johnstone's Partnership Units, the Partnership advanced $3.5 million in cash to Moreland L.
P. ("Moreland') in exchange for a note secured by certain real estate holdings of Moreland L. P. The Managing General Partner of the Partnership is also the Managing General Partner of Moreland and certain Unitholders of the Partnership are also unitholders of Moreland. The Partnership repurchased the respective ownership interests of Johnstone during May 1995 for approximately $10 million in cash, a

$2.25 million note receivable from Moreland, ABS Ventures II and Johnstone's pro rata interest in Thomas Lee and Bachtel. Finally, also during May 1995, the Partnership issued additional Partnership Units totaling $5.3 million pursuant to a private offering held by the Partnership. These additional Partnership Units were issued at the net asset value of the Partnership as of the date of issuance.

NOTE 4 - LOANS RECEIVABLE:-
-------------------------

On November 29, 1991, Pitcairn Company acquired for $1 million a 50% preferred participation ("Agreement") in a pool of loans previously written off by Pitcairn Private Bank ("PPB"). In April 1993, PPB and its parent, Pitcairn Bancorp Inc. ("Bancorp"), were liquidated and all of the remaining assets and liabilities of these corporations, including the pool of loans, were contributed to a new entity, The Liquidating Trust of Pitcairn Bancorp Inc. ("BLT").
Certain former stockholders of Bancorp who are now unitholders of BLT are also holders of limited partnership interests in the Partnership. Under the Agreement, PPB agreed to remit the first $1 million in recoveries on the pool of loans ("recoveries") to Pitcairn Company and to share any additional proceeds from recoveries with Pitcairn Company based on a formula set forth in the Agreement. As of

December 31, 1994, Pitcairn Company has recovered substantially all of its investment in the pool of loans. During September 1995, Pitcairn Company received $216,000 as final proceeds on these recoveries.

In April 1993, Pitcairn Company advanced $1.6 million in cash to BLT. This advance is secured by certain assets of BLT. During September 1995, Pitcairn Company received the entire $1.6 million in cash previously advanced to BLT as well as all accrued and unpaid interest due from BLT.

NOTE 5 - OFFICE EQUIPMENT:-
-------------------------

Depreciation is provided on either straight-line or accelerated methods based upon an estimated useful life of three years for office equipment.

Office equipment is summarized as follows:

                         September 30,  December 31,
                         -------------  ------------
                              1995           1994
                              ----           ----
   Office equipment        $3,475,000    $3,452,000

   Less: accumulated
    depreciation            3,411,000     3,392,000
                           ----------  ------------

                           $   64,000    $   60,000
                           ==========  ============

NOTE 6- INCOME TAXES:-
---------------------

As of September 30, 1995 and December 31, 1994, the net deferred tax asset is $1,310,000 and $930,000, respectively. Deferred tax assets at September 30, 1995 and December 31, 1994 are reduced by a valuation allowance of $1,358,000 and $1,419,000, respectively. The valuation allowance reflects management's assessment that, based on available information, it is more likely than not that the tax benefits from certain carryforwards will not be realized. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of deferred tax asset that is realizable.

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities as of
September 30, 1995 and December 31, 1994, are as follows:

                                   SEPTEMBER 30,   DECEMBER 31,
                                   -------------   ------------
                                        1995           1994
                                        ----           ----
Deferred tax assets:
   Fixed assets                      $    85,000    $    44,000
   Investments, net                       32,000         32,000
   Alternative minimum tax
   credit carryforwards                  105,000        105,000
   Operating loss carryforwards        1,364,000        880,000
   Passive loss carryforwards            140,000        157,000
   Capital loss carryforwards          1,028,000      1,256,000
   Vested vacation benefits               32,000         32,000
   Rent payable                          187,000        193,000
   Contributions carryforwards            16,000         16,000
                                     -----------    -----------
Total deferred tax assets
 before valuation allowance            2,989,000      2,715,000
   Valuation allowance for
    deferred assets                   (1,358,000)    (1,419,000)
                                     -----------    -----------
Total deferred tax assets, net
 of valuation allowance                1,631,000      1,296,000
                                     -----------    -----------

Deferred tax liabilities:
   Real estate                          (200,000)      (200,000)
   Benefit plans                         (50,000)       (95,000)
   State income taxes                    (71,000)       (71,000)
                                     -----------    -----------

Total deferred tax liabilities          (321,000)      (366,000)
                                     -----------    -----------

Deferred income taxes, net           $ 1,310,000    ($  930,000)
                                     ===========    ===========

No provision has been made for federal or state income taxes in the unconsolidated financial statements of the Partnership, because as a partnership it is not subject to federal or state income tax and the tax effect of its activities accrues to its partners. Significant differences exist between the tax bases of the partners' interest in the Partnership and the Partnership's unconsolidated financial statements. However, taxes are provided in the consolidated financial statements to reflect the tax expense or benefit of its consolidated operating subsidiaries which as corporations incur federal and state taxes on their income.

Certain operating subsidiaries of the Partnership have capital loss carryforwards of $3,024,000 for income tax purposes, which expire in 1997 and 1998.

Certain operating subsidiaries have net operating loss carryforwards of $4,013,000 for income tax purposes. These net operating loss carryforwards expire beginning in 2005 through 2010.

The consolidated provision (benefit) for income taxes comprises:

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                       -----------------------
                                          1995         1994
                                          ----         ----
     Deferred:
      Federal                          ($380,000)  ($1,106,000)
     Credit to additional
      paid-in capital for
      recognition of pre-quasi
      reorganization tax attributes      162,000        97,000
                                       ---------   -----------

                                       ($218,000)  ($1,009,000)
                                       =========   ===========

As of December 31, 1992, the Partnership's wholly-owned subsidiary effected a quasi-reorganization whereby the Partnership's wholly-owned subsidiary's accumulated deficit was eliminated by a charge against additional paid-in capital.

The federal tax provisions for each the periods shown above differ from the amount computed by applying the federal statutory income tax rate then in effect to the increase (decrease) in net assets resulting from operations before income taxes. A reconciliation of the amounts computed by applying the federal statutory income tax rate to the increase (decrease) in net assets resulting from operations before income taxes and the federal tax provision (benefit) is as follows:

                                      Nine months ended
                                        September 30,
                                   ------------------------
                                      1995         1994
                                      ----         ----
Expected tax benefit
 at federal statutory
 income rate of 34%                ($272,000)  ($3,103,000)
Change in net assets of
 the Partnership not
 subject to tax at
 Partnership level                   (63,000)    2,037,000
Pre-quasi reorganization credit      162,000        97,000
Other items, net                     (45,000)      (40,000)
                                   ---------   -----------

                                   ($218,000)   ($1,009,000)
                                    ========     ==========

NOTE 7 - EMPLOYEE BENEFITS:-
---------------------------

The Pitcairn Retirement Plan, a non-contributory defined benefit pension plan, covers all eligible employees of the Partnership's Managing General Partner and its wholly-owned subsidiary and the former employees of the Plan's former sponsor, The Pitcairn Company.

NOTE 8 - LEASE COMMITMENT:-
--------------------------

Effective January 1, 1994, Pitcairn Trust Company entered into a ten year master lease agreement with OPLP. Under this new master lease agreement, Pitcairn Trust Company will continue to bear the operating costs of the Building in addition to paying OPLP rent which will vary depending on the level of occupancy of the Building. Pitcairn Trust Company occupies approximately 27,000 square feet (40% of total rentable square footage) and has paid approximately $580,000 in cash to OPLP for office rent for the nine month period ended September 30, 1995. Assuming the Company obtains subtenants and provides tenant improvements at the rate it currently projects, annual minimum rent, excluding operating expenses and utility costs, should approximate $750,000 for each of the years 1995 through 2000. The actual amount of rent to be paid to OPLP is likely to differ from these estimates as the actual terms of subtenant leases are determined.

OPLP has obtained a commercial mortgage loan (the "Loan") in order to finance the renovations (the "Improvements") necessary to convert the Building to a multi-tenant facility. In conjunction with the loan agreement of OPLP which matures December 31, 2003, Pitcairn Trust Company, as Master Tenant of the Building, has agreed to maintain a minimum tangible net worth of not less than $1,500,000 plus fifty percent (50%) of all future net income, until tangible net worth, in conformity with generally accepted accounting principles, equals or exceeds $2,200,000. Pitcairn Trust Company meets the tangible net worth requirement at September 30, 1995. In addition, Pitcairn Company has guaranteed all the terms and provisions of the Loan with respect to the construction of the Improvements and the performance by OPLP of all other terms, covenants and agreements with respect to the performance and completion of the Improvements. Notwithstanding anything in the guarantee to the contrary, but without otherwise limiting Pitcairn Company's obligations, under no circumstances shall Pitcairn Company be liable for the repayment of the Loan.

NOTE 9 - REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:-
---------------------------------------------------------------

During April 1995, Pitcairn Company entered into a short bond sale transaction in the amount of $10,000,000. As a result of these transactions, Pitcairn Company realized a net loss of $39,000 which is reflected in the Consolidated Statement of Operations as a realized gain of $570,000 and interest expense of $609,000. The interest expense of $609,000 was paid in its entirety during the second quarter of 1995. The average amount of borrowings outstanding during 1995 related to this and other transactions amounted to $10,000,000 and the weighted average interest rate was 12.17%.

During 1993, the Partnership entered into an option agreement, development agreement and a profits participation and assignment agreement ("agreements") pertaining to the North Carolina undeveloped real estate ("land") with Lichtin Properties, Inc. ("Lichtin"). During December 1993, as a result of these agreements, the Partnership sold 7.51 acres of land to Lichtin for an exchange price of $50,000 per acre. In lieu of cash proceeds, the Partnership received approximately $588,000 in land improvements, which included $212,000 as a deposit to be credited to Lichtin at the closing of subsequent land purchases.

During February 1995, the Partnership sold approximately 18.997 acres of land to Lichtin for an exchnage price of approximately $50,000 per acre. In lieu of cash proceeds, the Partnership received approximately $750,000 in improvements to its remaining undeveloped land which were completed by Lichtin during September, 1995 as well as $212,000 of land improvements previously completed by Lichtin which was held as a deposit by the Partnership. In addition, approximately $429,000 of additional improvements to the Partnership's remaining undeveloped land were completed by Lichtin and will be credited to Lichtin at the closing of a future land purchase. As a result of the sale of the 18.997 acres of land to Lichtin, the Partnership recognized a gain of approximately $361,000.

Consolidated realized and unrealized gains (losses) comprise:

                                      Nine months ended
                                         September 30,
                              ----------------------------------
                                     1995              1994
                                     ----              ----
Realized:
  Sale proceeds and
  investment distributions        $  18,988,000   $      81,000
  Cost of
  investments sold                   14,271,000          39,000
                                  -------------   -------------
 Realized gain                    $   4,717,000   $      42,000
                                  =============   =============

Unrealized:
 At beginning of year:
   Total value of
    investments                   $  15,767,000   $  26,534,000
   Less cost of
    investments                       7,756,000       6,564,000
                                  -------------   -------------

                                      8,011,000      19,970,000
                                  -------------   -------------
 At end of period:
   Total value of
    investments                       9,332,000      21,039,000
   Less cost of
    investments                       5,751,000       7,276,000
                                  -------------   -------------

                                      3,581,000      13,763,000
                                  -------------   -------------
 Unrealized depreciation           ($ 4,430,000)   ($ 6,207,000)
                                  =============   =============

NOTE 10 - ACCRUED EXPENSES AND COMMITMENTS:-
------------------------------------------

Pitcairn Company is committed to make additional advances of $2.2 million in cash to purchase an interest in the assets of, or to make loans to, BLT (see
Note 4).

The Partnership has committed to purchase a limited partnership interest in Thomas Lee, an unaffiliated private leveraged buyout partnership. Subsequent to the pro rata distribution of Johnstone's interest in Thomas Lee (see Note 4), the Partnership's capital commitment to Thomas Lee will not exceed $4.9 million, nor will more than three percent of Thomas Lee's outstanding securities be owned by the Partnership and all affiliated persons of the Partnership. The Partnership has a commitment to Thomas Lee of $130,000 for new investments of Thomas Lee which terminates no later than November 29, 1995. The Partnership's commitment for follow-on investments in existing portfolio companies held by Thomas Lee approximates $650,000 and terminates no later than February, 1997. The Partnership has funded approximately $4.1 million of its commitment to Thomas Lee as of September 30, 1995.

The Partnership has committed to acquire a non-voting limited partnership interest in Bachtel, a Delaware limited partnership that invests in cellular telephone licenses and systems. Subsequent to the pro rata distribution of Johnstone's interest in Bachtel (see Note 4), the Partnership is committed to invest up to $1.83 million to acquire a less than 10% interest in Bachtel. The Partnership has funded $1,480,000 of its commitment to Bachtel as of September 30, 1995.

NOTE 11 - INTERIM FINANCIAL STATEMENTS:-
--------------------------------------

The financial statements included herein have been prepared without audit and reflect all adjustments which management considers necessary for the fair presentation of the results of the interim period. Due to potential fluctuations in interest rates, market value of assets under management and periodic timing of realized gains or losses on sales of investments, these interim results are not necessarily indicative of results to be obtained for the full year. These financial statements should be read in conjunction with the Partnership's December 31, 1994 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        The Partnership continues to hold short-term liquid investments with maturities of less than 30 days. At September 30, 1995, short-term investments held directly by the Partnership, consisting of United States Treasury Bills and shares in a money market fund, amounted to $11,774,000.

      As a result of what the Partnership believes to be fundamental differences in management and investment philosophy between (a) Pitcairn Company and Pitcairn Trust Company and (b) a significant minority of individual Pitcairn family members who were, during 1993, clients of Pitcairn Trust Company ("Former Family Clients"), Pitcairn Trust Company accounts of those Former Family Clients were closed at their request. Those Former Family Clients also advised the Partnership of their desire to either liquidate their Partnership interests (if feasible) or be afforded a means to permit them to own, control and manage Partnership assets representing the value of their approximate aggregate interests in the Partnership. The Former Family Clients owned, directly and through their trusts, Partnership units representing approximately 39% of the Partnership's total units. In December 1993, the Partnership's General Partners unanimously agreed in principle to use their reasonable best efforts to accommodate the desire of the Former Family Clients for liquidity (the "Agreement in Principle"). Coincident with that agreement, three Former Family Clients who were then directors of Pitcairn Company resigned. Moreover, another individual who was also one of the Former Family Clients indicated that he would resign as an Independent General Partner of the Partnership as soon as the remaining Individual General Partners advised him that they had identified an individual they believed to be willing and appropriate to serve as his successor, provided such resignation would not constitute a breach of his fiduciary duty as a General Partner. The Independent General Partner was advised that the remaining Independent General Partners had identified an individual who was willing and appropriate to serve as his successor, and that his resignation would not constitute a breach of his fiduciary duty as a General Partner. Effective July 21, 1995 the Independent General Partner resigned.

     The Former Family Clients created a new limited partnership, Johnstone
L. P. ("Johnstone"), which acquired their Units and interests in exchange for Johnstone limited partnership interests. The Partnership filed an application seeking an exemptive order from the SEC to permit the Partnership to repurchase Johnstone's Partnership units for consideration consisting of cash and other assets of the Partnership, notably including pro rata interests in the Partnership's holdings of Thomas Lee and Bachtel, but excluding any shares of Pitcairn Company, the Partnership's wholly-owned Managing General Partner (and Pitcairn Trust Company, Pitcairn Company's wholly-owned subsidiary). The Partnership received notification from the SEC that such exemptive application had been granted effective April 26, 1995. The Partnership repurchased Johnstone's partnership units and effected the other transactions in connection with the Agreement in Principle on May 10, 1995. As a result of the closing pursuant to the Agreement in Principle, the Partnership's liquid assets decreased approximately $13.4 million.

     Also during May 1995, the Partnership raised $5.3 million in cash in a private offering to Pitcairn family members who are clients of Pitcairn Trust Company and who had previously expressed an interest in purchasing additional Partnership units. The Partnership Units were issued at their net asset value as of May 10, 1995, the date of the closing of the private offering. The Partnership believes it has sufficient cash and other resources available to be able to fulfill any future capital calls under its commitments with respect to its remaining limited partnership interests in Thomas Lee and Bachtel, and to otherwise operate effectively.

     At September 30, 1995, the Partnership's recorded liabilities included a reserve for loss contingencies of $187,000 related to contingent liabilities to creditors of one investee company of the Partnership, the satisfaction of which would be funded by the Partnership if the liabilities came due.

     In 1990 the Partnership committed to purchase a limited partnership interest in an unaffiliated private leveraged buyout partnership, Thomas Lee. Subsequent to the pro rata distribution of Johnstone's interest in Thomas Lee by the Partnership, the Partnership's capital commitment to Thomas Lee will not exceed $4.9 million, nor will more than three percent of Thomas Lee's outstanding securities be owned by the Partnership and all affiliated persons of the Partnership. During the nine month period ended September 30, 1995, the Partnership funded $344,000 of its commitment to Thomas Lee bringing the Partnership's total investment in this partnership to $4,143,000 as of September 30, 1995.

        Subsequent to the pro rata distribution of Johnstone's interest in Bachtel by the Partnership, the Partnership is committed to invest up to $1.83 million to acquire a less than 10% non-voting limited partnership interest in Bachtel, an unaffiliated Delaware limited partnership that was organized to invest in cellular telephone licenses and systems. The Partnership's total cash invested in Bachtel is $1,480,000 as of September 30, 1995.

        Consolidated Results of Operations
        ----------------------------------

        The value of the net assets of the Partnership decreased $9,424,000 (23.6%) during the first nine months of 1995 from $39,938,000 at December 31, 1994 to $30,514,000 at September 30, 1995. This decrease reflects the net operating and investment loss before income taxes of $1,086,000 and net realized and unrealized gain on investments of $287,000 as well as the redemption payment by the Partnership of limited partnership interests in the amount of $14.342 million and the $5.337 million capital contribution received from limited partners.

        Investment advisory and trust service fees of $5,274,000 for the nine months ended September 30, 1995 represents an increase of $498,000 (10.4%) as compared to the similar period in 1994. This increase is a result of new client assets received during the past eighteen months as well as an increase in overall market conditions for the nine month period ended September 30, 1995. While management cannot readily predict or prevent such market fluctuations and many other changes in account assets, it does monitor their effects on its operating income.

     Pitcairn Trust Company was notified in February 1995 that a partnership, affiliated with the Pitcairn Family, whose assets are endowments of Swedenborgian religious institutions, had made a policy decision not to have business relationships with organizations -- such as Pitcairn Trust Company -- that are controlled by members of the Swedenborgian religion. That client relationship generates approximately $650,000 in annual trust service fees for Pitcairn Trust Company. Accordingly, Pitcairn Trust Company was advised that the client intends to terminate its relationship by withdrawing assets currently under management, with the termination to be completed by September 30, 1996. Many factors, including the associated loss of revenue from the withdrawing account as well as possible increases of revenue resulting from additional assets under management of new and existing clients, may affect the registrant's financial condition and results of operations. Management currently believes that Pitcairn Trust Company will experience net losses during 1995 and 1996. However, management believes that the Trust Company will continue to have sufficient cash and other resources available to be able to operate and compete effectively.

        Consolidated interest income is 54.3% higher for the nine month period ended September 30, 1995 than during the similar period in 1994. This increase primarily reflects the higher short-term investment base resulting from cash distributions from limited partnerships during the past twelve months offset by a decrease in the short-term investment base in May 1995 as a result of the transactions in connection with the Agreement in Principle. Interest income from short-term investments could be significantly affected both by corresponding changes in liquid funds available for such investments and changes in relevant interest rates.

        Consolidated operating expenses for the nine month period ended September 30, 1995 totaled $7,828,000 versus $7,065,000 during the corresponding period in 1994, a 10.8% increase. The increase in operating expenses is a result of an increase in general and administrative costs due to an increase in consultant fees as well as interest expense incurred as a result of a short bond transaction consummated by a wholly-owned subsidiary of the Partnership during the second quarter of 1995.

        Consolidated realized gains on investments of $4,717,000 during the nine month period ended September 30, 1995 represents an increase of $4,675,000 over consolidated realized gains of $42,000 for the period ended September 30, 1994. The realized gain during the nine month period ended September 30, 1995 is a result of cash distributions received from Thomas Lee and Bachtel as well as a gain recognized by a wholly-owned subsidiary of the Partnership as a result of a short bond transaction.

        Consolidated unrealized appreciation on investments decreased $4,430,000 during the nine month period ended September 30, 1995, as compared with a $6,207,000 decrease during the similar period in 1994. This decrease during the first nine months of 1995 reflects primarily the pro rata distribution by the Partnership of Johnstone's interest in Thomas Lee and Bachtel as part of the Agreement in Principle discussed above.

     The Partnership is likely to encounter significant competition from other persons or entities with similar investment objectives. Those competitors include banks, trust companies, investment advisers, financial services companies (including full service broker-dealers), other business development companies and corporations, small business investment companies, hedge funds, large industrial and financial companies investing directly or through affiliates, foreign investors of various types and individuals. Many of these competitors may have substantially more experience, as well as greater financial and personnel resources than are available to the Partnership.

     Item 5.  Other Matters.


     In July, 1995 the Partnership filed an application with the Securities and Exchange Commission (the "SEC"), pursuant to Section 6(c) of the Act, requesting that the SEC exempt the Partnership from future regulation under the Act. The Partnership amended its application in October, 1995 in response to comments received from the staff of the SEC. While the Partnership believes its application is consistent with exemptions previously granted by the SEC for private, family-owned investment companies, and believes there is a reasonable likelihood that the exemption will be granted, there can be no assurance that the SEC will grant the requested relief.

     In light of Section 58 of the Act, as well as Section 10.02(a)(ii) of the Partnership Agreement, the general partners called a meeting of the limited partners for November 10, 1995 for the purpose of voting on the withdrawal of the Partnership's election as a business development company. The general partners also solicited the vote of the limited partners on another matter related to the exemptive application, namely, the amendment of the Partnership Agreement to impose certain restrictions on the transferability of Units such that the Partnership will remain at least 90% owned by the Pitcairn family, related trusts and non-profit organizations associated with the family. Proxy materials pertaining to these two matters were mailed to all partners on October 18, 1995. Each of these two matters was approved on November 10, 1995 by the requisite majority in interest of the limited partners and neither matter is effective unless and until the SEC grants the exemptive relief requested under
Section 6(c) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             (4)  Agreement of Limited Partnership dated
                  July 22, 1986.*

            (25)  Powers of Attorney.

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



__________

   * Incorporated herein by reference to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 31, 1995.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PITCAIRN GROUP L. P.

                                     By: Pitcairn Company
                                     Managing General Partner

                                     By: /s/Lawrence R. Bardfeld*
                                         ------------------------
                                        Alvin A. Clay III
                                        President and Chief
                                        Operating Officer
Date:  November 8, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Title                        Date
---------                      -----                        ----
PITCAIRN COMPANY               Managing General Partner


By: /s/Lawrence R. Bardfeld*         President and              November 8, 1995
    -----------------------
    Alvin A. Clay III                Chief Operating
                                     Officer


    /s/Lawrence R. Bardfeld*         President and              November 8, 1995
    -----------------------
    Alvin A. Clay III                Director of the
                                     Managing General
                                     Partner

    /s/William C. McCormick          Senior Vice                November 8, 1995
    -----------------------
    William C. McCormick             President, Treasurer
                                     and Chief Financial
                                     Officer (principal
                                     financial officer,
                                     Managing General
                                     Partner)

    /s/Lawrence R. Bardfeld*         Chairman and Chief         November 8, 1995
    -----------------------
    Dirk Junge                       Executive Officer
                                     of the Managing
                                     General Partner


    /s/ Jack W. Robbins              Director of the            November 8, 1995
    -------------------
    Jack W. Robbins                  Managing General
                                     Partner


    /s/Lawrence R. Bardfeld*         Director of the            November 8, 1995
    -----------------------
    Anthony P. Terracciano           Managing General
                                     Partner


    /s/Lawrence R. Bardfeld*         Director of the            November 8, 1995
    -----------------------
    Clark D. Pitcairn                Managing General
                                     Partner


    /s/Lawrence R. Bardfeld*         Director of the            November 8, 1995
    -----------------------
    Feodor Pitcairn                  Managing General
                                     Partner


    /s/Lawrence R. Bardfeld*         Director of the            November 8, 1995
    -----------------------
    Lachlan Pitcairn                 Managing General
                                     Partner


    /s/Lawrence R. Bardfeld*         Director of the            November 8, 1995
    -----------------------
    Stephen Pitcairn                 Managing General
                                     Partner


    /s/Lawrence R. Bardfeld*         General Partner            November 8, 1995
    -----------------------
    Alan Pitcairn

    /s/Lawrence R. Bardfeld*         Director of                November 8, 1995
    -----------------------
    Garthowen Pitcairn               Managing General
                                     Partner


    /s/Lawrence R. Bardfeld*         General Partner            November 8, 1995
    -----------------------
    N. Clara Pitcairn


*  Signed pursuant to the attached Powers of Attorney

                                INDEX TO EXHIBIT
                                ----------------

                                                            PAGE
                                                            ----

(4)     Agreement of Limited Partnership
        dated July 22, 1986                                 *

(25)    Powers of Attorney


___________

  * Incorporated herein by reference to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 31, 1995.

37